Form 10-K
period 2002-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I INC SER 2002 NC1
filed 2003-03-31
CIK 1167712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-59060-09

Morgan Stanley Dean Witter Capital I Inc
(Exact name of registrant as specified in its charter)

Delaware                          13-3291626
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

1585 Broadway
New York, NY                                             10036
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-296-7000

Morgan Stanley Dean Witter Capital I Inc
Mortgage Pass-Through Certificates Series 2002-NC1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      Morgan Stanley Dean Witter Capital I Inc
      Mortgage Pass-Through Certificates
      Series 2002-NC1 Class A1                 1
      Series 2002-NC1 Class A2                 5
      Series 2002-NC1 Class M1                 1
      Series 2002-NC1 Class M2                 1
      Series 2002-NC1 Class B1                 6
      Series 2002-NC1 Class X                  1
      Series 2002-NC1 Class P                  1














































Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
                 99.4  Annual Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      April 25,2002;  May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Dean Witter Capital I Inc
Mortgage Pass-Through Certificates Series 2002-NC1

      /s/  Craig Phillips

      Name:  Craig Phillips

      Title:  President




Date:  March 31, 2003


Sarbanes-Oxley Certification

CERTIFICATION

Re: Morgan Stanley Dean Witter Capital I Inc. Trust 2002-NC1 ("the Trust"), Mortgage Pass-Through Certificates, Series 2002-NC1, issued pursuant to the Pooling and Servicing Agreement, dated as of March 1, 2002 (the "Pooling and Servicing Agreement"), among Morgan Stanley Dean Witter Capital I Inc., as depositor, U.S. Bank, National Association, as trustee ("the Trustee"), and The Provident Bank, as servicer ("the Servicer")

I, Craig Phillips, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports
(collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement, for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing
Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer



Date:               3-25-03

Signature:          /s/ Craig Phillips

Title:              President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
               99.4 Report of Management




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Morgan Stanley Dean Witter Capital I Inc
      Mortgage Pass-Through Certificates Series 2002-NC1

STATEMENT TO CERTIFICATEHOLDERS

Class                   Cusip
A-1                   61746WNA4
A-2                   61746WMR8
M-1                   61746WMY3
M-2                   61746WMZ0
B-1                   61746WMS6
X                        N/A
P                        N/A
UT-R                     N/A


                      Beginning
                     Certificate
Class                   Bal(1)
A-1                   286,626,000
A-2                   198,696,000
M-1                    35,552,000
M-2                    32,589,000
B-1                    28,145,000
X                      10,370,214
P                               0
UT-R                            0
Total                 591,978,214


Class                    Prin
A-1                    46,775,423
A-2                    31,025,608
M-1                             0
M-2                             0
B-1                             0
X                          10,595
P                               0
UT-R                            0
Total                  77,811,626


Class                    Int                        Total
A-1                     4,557,284                  51,332,706
A-2                     3,037,567                  34,063,174
M-1                       698,040                     698,040
M-2                       788,143                     788,143
B-1                       872,758                     872,758
X                      25,311,161                  25,321,757
P                       1,816,093                   1,816,093
UT-R                            0                           0
Total                  37,081,045                 114,892,670


Class                   Losses
A-1                             0
A-2                             0
M-1                             0
M-2                             0
B-1                             0
X                               0
P                               0
UT-R                            0
Total                           0


                        Ending
                     Certificate
Class                    Bal
A-1                   239,850,577
A-2                   167,670,392
M-1                    35,552,000
M-2                    32,589,000
B-1                    28,145,000
X                      10,359,619
P                               0
UT-R                            0
Total                 514,166,588


AMOUNTS PER $1,000 UNIT

Class                    Prin
A-1                    163.193230
A-2                    156.146111
M-1                      0.000000
M-2                      0.000000
B-1                      0.000000
X                        1.021700


Class                    Int
A-1                     15.899757
A-2                     15.287507
M-1                     19.634327
M-2                     24.184328
B-1                     31.009328
X                     2440.755939


Class                   Total
A-1                     179.09299
A-2                     171.43362
M-1                      19.63433
M-2                      24.18433
B-1                      31.00933
X                      2441.77764


                        Ending
                     Certificate
Class                    Bal
A-1                    836.806770
A-2                    843.853889
M-1                   1000.000000
M-2                   1000.000000
B-1                   1000.000000
X                      998.978300


Class                   Losses
A-1                      0.000000
A-2                      0.000000
M-1                      0.000000
M-2                      0.000000
B-1                      0.000000
X                        0.000000


                       Current
                     Pass-Through
Class                  Int Rate
A-1                       1.80500%
A-2                       1.73000%
M-1                       2.18000%
M-2                       2.78000%
B-1                       3.68000%
X                         6.38557%


Section 4.02 (i.)
PRINCIPAL DISTRIBUTIONS
Curtails                                                            698,881
Payments in Full                                                 73,703,957
Liq Proceeds                                                         67,339
                                                                 74,470,178
Section 4.02 (ii)(iii)
INTEREST DISTRIBUTIONS
                Int    Unpaid Int    Unpaid Int
Class   Distrib Amt  Amt Included Amt Remaining
A-1       4,557,284             $0            $0
A-2       3,037,567             $0            $0
M-1         698,040             $0            $0
M-2         788,143             $0            $0
B-1         872,758             $0            $0
X        25,311,161            NA            NA
TOTAL    35,264,952             $0            $0

         Basis Risk
      Carry Forward
Class   Amt Covered
A-1               $0
A-2               $0
M-1               $0
M-2               $0
B-1               $0
X                NA
TOTAL             $0

Reduction from the Allocation of:
         Basis Risk
      Carry Forward     Realized
Class        Amount        Losses          RAIS
A-1               $0            $0            $0
A-2               $0            $0            $0
M-1               $0            $0            $0
M-2               $0            $0            $0
B-1               $0            $0            $0
X                 $0            $0            $0
TOTAL             $0            $0            $0


Section 4.02 (v.)
BALANCES AS OF:                                                   26-Dec-02
Stated Prin Bal of Mort Loans                                   514,166,588

Section 4.02 (vi.)
MAS SERV COMP                                                     2,738,958

Section 4.02 (viii.)
P&I ADVANCES
Current Period Advances                                           1,957,990
Outstanding Advances                                              2,747,635


Section 4.02 (ix.)
DELINQ INFO                                                          Number
*1-29 days delinquent                                                   694
*30-59 days delinquent                                                   99
*60-89 days delinquent                                                   14
*90 or more days delinquent                                              15
Foreclosures                                                            108
Bankruptcies                                                             47

Section 4.02 (ix.)                                              Unpaid Prin
DELINQ INFO                                                         Balance
*1-29 days delinquent                                            96,130,867
*30-59 days delinquent                                           13,432,239
*60-89 days delinquent                                            1,883,729
*90 or more days delinquent                                       1,920,928
Foreclosures                                                     13,859,244
Bankruptcies                                                      6,533,650

Section 4.02 (ix.)                                              Stated Prin
DELINQ INFO                                                         Balance
*1-29 days delinquent                                            96,013,016
*30-59 days delinquent                                           13,409,781
*60-89 days delinquent                                            1,879,393
*90 or more days delinquent                                       1,941,126
Foreclosures                                                     13,815,391
Bankruptcies                                                      6,515,658

*Note:  In accordance with the Master Servicer, the Delinquency
Information relates to the Prepayment Period.

Section 4.02 (x.)
SCHEDULED PAYMENTS
                                   Payments Due           Delinq >= 60 Days
      November-02                     4,226,310                     191,842
      October-02                      4,330,152                     158,578
      September-02                    4,407,412                     134,995
      August-02                       4,551,580                      92,249
      July-02                         4,588,767                      89,187
      June-02                         4,631,452                      67,118
      May-02                          4,672,162                      43,901
      April-02                        4,719,357                      24,211
      March-02                        4,740,221                           0

Section 4.02 (xi.)
REO INFORMATION
Loans that became REO properties in the preceding calendar month:
      Unpd Prin                                               Std Prin
Loan #Bal                                                     Bal

Section 4.02 (xii.)
REO INFORMATION
Number of REO Loans                                                       0
Stated Principal Balance of REO Properties                                0
Tot Bk Val of REO Props:                                                  0

Section 4.02 (xiii.)
Stepdown Date Occurrence                                                 NO
Trigger Event Occurrence                                                 NO
Aggregate Balance of loans 60+ days delinquent                   24,151,567

Section 4.02 (xiv.)
Amount on Deposit in Excess Reserve Fund                                  0

Section 4.02 (xv.)
REALIZED LOSSES
Real Losses incurred during related Prepay Period
Tot Real Losses                                                      10,387
Cum Real Losses                                                      10,387

Section 4.02 (xvi.)
Net Monthly Excess Cash Flow                                     25,321,757
Allocation to Applied Realized Losses                                     0
Allocation to Unpaid Interest Amounts                                     0

Section 4.02 (xvii.)
Subordination Amount                                             10,359,619
Required Subordinated Amount                                     10,359,619

Section 4.02 (xviii.)
Prepay Charges                                                    1,816,093






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

FEBRUARY 24, 2003


MORGAN STANLEY DEAN WITTER CAPITAL I, Inc.
MORGAN PASS-THROUGH CERTIFICATES, SERIES 2002-NC1
SERVICER ANNUAL OFFICER'S CERTIFICATE

FEBRUARY 24, 2003




Pursuant to the provisions of the Pooling and Servicing
Agreement dated as of March 1, 2002 by and between MORGAN
STANLEY DEAN WITTER CAPITAL I, INC. and PCFS MORTGAGE
RESOURCES, a division of The Provident Bank, I, David M.
Friedman as President of Servicing of the servicer, hereby certifies as follows:

(a)	a review of the activites of the Servicer during
	the preceding calender year and of the performance under the Pooling and Servicing Agreement has been made under my direction and supervision; and

(b)	to the best of my individual knowledge based on
	such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement for such year in accordance with the requirements set forth in said Pooling and Servicing Agreement.



			 	PCFS MORTGAGE RESOURCES

			        By: /s/ David M. Friedman
                                President of Servicing







       EXHIBIT 99.3 -- Report of Independent Auditors


       Report of Independent Accountants


Board of Directors
The Provident Bank

We have examined management's assertion, included in the accompanying report titled Report of Management, that the Provident Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended
December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporations, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.



					/s/ Ernst & Young LLP



February 24, 2003




       EXHIBIT 99.4 -- Report of Management

       Report of Management

We, as members of management of PCFS Mortgage Resources'
(based in Atlanta)(PCFS), a division of The Provident Bank
(the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the PCFS's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the PCFS complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PFGI had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000 and $20,000,000, respectively.



/s/ Richard Gravino			/s/ David Friedman
Richard Gravino				David Friedman
Executive Vice President		Senior Vice President
Consumer Finance			National Servicing Operations






February 24, 2003